Form 10-Q
period 2026-06-30
Iron Dome Acquisition I Corp.
filed 2026-08-14
CIK 2090441

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2026

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

As of August 14, 2026, there were 15,900,000 Class A ordinary shares, $0.0001 par value and 5,300,000 Class B ordinary shares, $0.0001 par value, issued and outstanding.

Iron Dome Acquisition I Corp.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2026

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

IRON DOME ACQUISITION I CORP.
CONDENSED BALANCE SHEETS

	June 30, 2026 (unaudited)	December 31, 2025
ASSETS
Current Assets:
Cash	$767,364	$-
Prepaid expenses	326,967	-
Total Current Assets	1,094,331	-
Cash held in Trust	158,441,771	-
Deferred offering costs	-	695,255
Total Assets	$159,536,102	$695,255

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accrued expenses and offering costs	$-	$253,425
Accounts payable	8,000	-
Related party payable	-	86,158
Total Current Liabilities	8,000	339,583
Accrued expenses and offering costs - non-current	549,345	-
Deferred underwriting commission	9,420,000	-
Total Liabilities	9,977,345	339,583

Commitments and contingencies (Note 6)

Class A ordinary shares, $0.0001 par value; 15,700,000 shares subject to possible redemption as of June 30, 2026 at $10.09 per share, none as of December 31, 2025	158,441,771	-

Shareholders’ Equity (Deficit):
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Class A ordinary shares, $0.0001 par value, 200,000,000 shares authorized, 200,000 issued and outstanding as of June 30, 2026, none as of December 31, 2025	20	-
Class B ordinary shares, $0.0001 par value, 15,000,000 shares authorized, 5,300,000 shares issued and outstanding(1)(2)	530	530
Additional paid-in capital	-	399,470
Accumulated deficit	(8,883,564)	(44,328)
Total Shareholders’ Equity (Deficit)	(8,883,014)	355,672
Total Liabilities and Shareholders’ Equity (Deficit)	$159,536,102	$695,255

(1)	On May 19, 2026, the underwriter partially exercised the over-allotment option and purchased 700,000 Units, which closed on May 20, 2026. The over-allotment option expired unexercised with respect to the remaining 1,550,000 Units on June 29, 2026, and 516,667 Class B ordinary shares held by the Sponsor were forfeited. Following such forfeiture, the Sponsor holds 5,300,000 Class B ordinary shares (see Note 6).

(2)	Shares and associated amounts have been retroactively restated to reflect the surrender for no consideration of 1,916,666 Class B ordinary shares by the Sponsor on May 7, 2026, and the forfeiture of 516,667 Class B ordinary shares by the Sponsor on June 29, 2026.

The accompanying notes are an integral part of these unaudited condensed financial statements.

IRON DOME ACQUISITION I CORP.
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026

	For the Three Months Ended June 30, 2026	For the Six Months ended June 30, 2026

Formation and operating expenses	$240,381	$240,381
TOTAL EXPENSES	(240,381)	(240,381)

OTHER INCOME
Income earned on cash held in Trust	656,771	656,771
Change in fair value of overallotment option	212,823	212,823
TOTAL OTHER INCOME	869,594	869,594

Net income	$629,213	$629,213

Weighted average of redeemable shares outstanding basic and diluted(1)	7,583,516	3,725,967
Basic and diluted net income per ordinary share	$0.08	0.17
Weighted average of non-redeemable shares outstanding basic and diluted	5,394,505	5,347,514
Basic and diluted net (loss) per ordinary share	$(0.00)	$(0.00)

(1)	Shares and associated amounts have been retroactively restated to reflect the surrender for no consideration of 1,916,666 Class B ordinary shares by the Sponsor on May 7, 2026, and the forfeiture of 516,667 Class B ordinary shares by the Sponsor on June 29, 2026.

The accompanying notes are an integral part of these unaudited condensed financial statements.

IRON DOME ACQUISITION I CORP.
UNAUDITED CONDENSED STATEMENTS OF CHANGES IN

SHAREHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-In	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance, December 31, 2025	-	$-	5,300,000	$530	$399,470	$(44,328)	$355,672
Services provided by shareholder of the Sponsor	-	-	-	-	45,000	-	45,000
Balance, March 31, 2026	-		5,300,000	530	444,470	(44,328)	400,672
Over-allotment option	-	-	-	-	(212,823)	-	(212,823)
Services provided by shareholder of the Sponsor	-	-	-	-	45,000	-	45,000
IPO Advisor shares	200,000	20	-	-	1,999,980	-	2,000,000
Proceeds from private placement	-	-	-	-	2,750,000	-	2,750,000
Public warrants, fair value	-	-	-	-	3,164,821	-	3,164,821
Offering costs allocated to private placement	-	-	-	-	(283,136)	-	(283,136)
Accretion of carrying value to redemption value	-	-	-	-	(7,908,312)	(9,468,449)	(17,376,761)
Net income	-	-	-	-	-	629,213	629,213
Balance, June 30, 2026	200,000	$20	5,300,000	$530	$-	$(8,883,564)	$(8,883,014)

(1)	On May 19, 2026, the underwriter partially exercised the over-allotment option for 700,000 units. The over-allotment option expired unexercised with respect to the remaining 1,550,000 Units on June 29, 2026, and 516,667 Class B ordinary shares held by the Sponsor were forfeited.

(2)	Shares and associated amounts have been retroactively restated to reflect the surrender for no consideration of 1,916,666 Class B ordinary shares by the Sponsor on May 7, 2026, and the forfeiture of 516,667 Class B ordinary shares by the Sponsor on June 29, 2026.

The accompanying notes are an integral part of these unaudited condensed financial statements.

IRON DOME ACQUISITION I CORP.
UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2026

Cash Flows from Operating Activities:
Net income	$629,213
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on cash held in Trust	(656,771)
Change in fair value of overallotment option	(212,823)
Changes in assets/liabilities:
Prepaid expenses	(326,966)
Accrued expenses	305,269
Accounts payable	8,000
Net Cash Used In Operating Activities	(254,078)

Cash Flows from Investing Activities:
Cash deposited into Trust Account	(157,785,000)
Net Cash Used In Investing Activities	(157,785,000)

Cash Flows from Financing Activities:
Proceeds from issuance of Class A ordinary shares	157,000,000
Proceeds from issuance of private placement warrants	2,750,000
Repayment of sponsor note	(86,158)
Payment of offering costs	(857,400)
Net Cash Provided by Financing Activities	158,806,442

Net change in cash	767,364
Cash at beginning of period	-
Cash at end of period	$767,364

Supplemental Schedule of Non-Cash Financing Activities:
IPO Advisor shares	$2,000,000
Services provided by shareholder of the Sponsor	$90,000
Offering costs included in accrued offering costs	$9,349
Deferred underwriting commission included in non cash Initial Public Offering costs	$9,420,000
Accretion of carrying value to redemption value	$17,376,761

The accompanying notes are an integral part of these unaudited condensed financial statements.

IRON DOME ACQUISITION I CORP.
Notes to UNAUDITED Condensed Financial Statements

JUNE 30, 2026

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

As of June 30, 2026, the Company had not commenced any operations. All activity for the period from September 5, 2025 (inception) through June 30, 2026, relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of an initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

On May 19, 2026, the underwriter partially exercised the over-allotment option for 700,000 units. The closing of the issuance and sale of additional units occurred on May 20, 2026, at a price of $10.00 per unit and generated total gross proceeds of $7,000,000. On May 20, 2026, an additional $7,035,000 consisting of the proceeds from the sale of the additional units and a portion of the proceeds from the private placement was placed in the Trust Account, resulting in a total of $157,785,000 held in the Trust Account. Transaction costs related to the exercise of the over-allotment option were $210,000 each for the deferred underwriting fee and fixed advisory fee.

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

Going Concern Considerations

As of June 30, 2026, the Company had cash of $767,364 and working capital of $1,086,331.

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

The interim results for the three and six months ended June 30, 2026, are not necessarily indicative of the results to be expected for the year ending December 31, 2026, or for any future periods.

The information included in this Form 10-Q should be read in conjunction with information included in the Company’s Form 8-K filed with the SEC on May 22, 2026, the audited financial statements and notes thereto included in the Company’s Registration Statement on Form S-1, and the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, filed with the SEC on June 26, 2026.

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

Use of Estimates

The preparation of unaudited condensed financial statements in conformity with US GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of expenses during the reporting period.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2026 and December 31, 2025.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation (“FDIC”) limit and cash held in the trust with a financial institution, which, at times, may exceed the Securities Investor Protection Corporation (“SIPC”) limit. As of June 30, 2026 and December 31, 2025, the cash held exceeded the FDIC limit by $517,364 and $0, respectively. As of June 30, 2026 and December 31, 2025, the cash held in the trust in excess of the SIPC limit was $158,191,771 and $0, respectively. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations, and cash flows.

Deferred Offering Costs

The Company complies with the requirements of ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A — “Expenses of Offering” and Topic 5T — “Accounting for Expenses or Liabilities Paid by Principal Stockholder(s).”

Deferred offering costs consist of costs incurred in connection with preparation for the Initial Public Offering, which include professional and registration fees incurred. Deferred offering costs, together with the underwriting discounts and commissions, were allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. As of June 30, 2026 and December 31, 2025, the Company had deferred offering costs of $0 and $695,255, respectively.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the unaudited condensed financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2026 and December 31, 2025. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s unaudited condensed financial statements.

Net Income (Loss) per Ordinary Share

Net Income (Loss) per share is computed by dividing net Income (Loss) by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture. Shares and associated accounts have been retroactively restated to reflect the forfeiture of 516,667 Class B ordinary shares by the Sponsor on June 29, 2026 upon expiration of the underwriter’s over-allotment option (see Note 6). At June 30, 2026, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted Income (Loss) per share is the same as basic Income (Loss) per share for the period presented.

For the Three Months Ended June 30, 2026

	Redeemable	Non- redeemable
Basic and diluted net income (loss) per ordinary share numerator:
Interest income	$656,771	$-
Change in fair value of overallotment option	124,360	88,463
Less: allocation of expenses	(140,464)	(99,917)
Total	$640,667	$(11,454)

Basic and diluted net income (loss) per ordinary share denominator:
Weighted-average shares outstanding	7,583,516	5,394,505
Basic and diluted net income (loss) per ordinary share	$0.08	$(0.00)

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

For the Six Months Ended June 30, 2026

	Redeemable	Non- redeemable
Basic and diluted net income (loss) per ordinary share numerator:
Interest income	$656,771	$-
Change in fair value of overallotment option	87,394	125,429
Less: Allocation of expenses	(98,772)	(141,669)
Total	$645,454	$(16,241)

Basic and diluted net income (loss) per ordinary share denominator:
Weighted-average shares outstanding	3,725,967	5,347,514
Basic and diluted net income (loss) per ordinary share	$0.17	$(0.00)

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurement,” approximates the carrying amounts represented in the condensed balance sheets, primarily due to their short-term nature. See Note 10.

Fair Value Measurements

Fair value is defined as the price that would be received for sale of an asset or paid to transfer of a liability, in an orderly transaction between market participants at the measurement date. US GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

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

Cash held in trust is a Level 1 asset.

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

Warrant Instruments

The Company accounts for the Public Warrants issued in connection with the Initial Public Offering and the Private Placement Warrants in accordance with the guidance contained in FASB ASC 815, “Derivatives and Hedging.” Under ASC 815-40, the Public Warrants (as defined below) and the Private Placement Warrants meet the criteria for equity treatment and as such will be recorded in shareholder’s equity. If the Public Warrants and Private Placement Warrants no longer meet the criteria for equity treatment, they will be recorded as a liability and remeasured each period with changes recorded in the unaudited condensed statements of operations.

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

Class A Ordinary Shares Subject to Redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies the Public Shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of June 30, 2026, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity (deficit) section of the Company’s condensed balance sheets.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

As of June 30, 2026, the Class A ordinary shares subject to redemption reflected in the condensed balance sheet are reconciled in the following table.

Gross Proceeds – Initial Public Offering	$150,000,000
Less: Proceeds allocated to public warrants	(3,024,821)
Less: Class A ordinary shares issuance costs	(12,358,568)
Add: Accretion of carrying value to redemption value	16,133,389
Class A ordinary shares subject to possible redemption as of May 18, 2026	150,750,000
Gross Proceeds - partial exercise of overallotment option	7,000,000
Less: Proceeds allocated to public warrants	(140,000)
Less: Class A ordinary shares issuance costs	(411,601)
Add: Accretion of carrying value to redemption value	1,243,372
Class A ordinary shares subject to possible redemption as of June 30, 2026	$158,441,771

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

On May 19, 2026, the underwriter partially exercised the over-allotment option for 700,000 units. The closing of the issuance and sale of additional units occurred on May 20, 2026, at a price of $10.00 per unit and generated total gross proceeds of $7,000,000. On May 20, 2026, an additional $7,035,000 consisting of the proceeds from the sale of the additional units and a portion of the proceeds from the private placement was placed in the Trust Account, resulting in a total of $157,785,000 held in the Trust Account. Transaction costs related to the exercise of the over-allotment option were $210,000 each for the deferred underwriting fee and fixed advisory fee.

NOTE 4 — PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Company in a private placement sold 2,750,000 warrants (the “Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant (the “Private Placement”). Each Private Placement Warrant is exercisable to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment (see Note 7). A portion of the proceeds from the sale of the Private Placement Warrants was added to the net proceeds from the Initial Public Offering (including the underwriter’s partial exercise of the over-allotment option) held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Warrants held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law), and the Private Placement Warrants will expire worthless. The Private Placement Warrants (including the Class A ordinary shares issuable upon exercise of the Private Placement Warrants) will not be transferable, assignable or salable until 30 days after the completion of an initial Business Combination, subject to certain exceptions.

NOTE 5 — RELATED PARTIES

Founder Shares

On September 26, 2025, the Sponsor received 7,666,667 of the Company’s Class B ordinary shares (the “Founder Shares”) in exchange for a payment of $25,000 to a vendor.

On January 26, 2026, the Company issued 66,666 Class B ordinary shares to the Sponsor for no consideration, based on the expectation that the Founder Shares would represent 25% of the outstanding ordinary shares upon completion of the Initial Public Offering. On May 7, 2026, the Sponsor surrendered 1,916,666 Class B ordinary shares for no consideration. On June 29, 2026, upon expiration of the underwriter’s over-allotment option, 516,667 Class B ordinary shares held by the Sponsor were forfeited. Shares and associated accounts have been retroactively restated to reflect the issuance of 66,666 Class B ordinary shares, the surrender of 1,916,666 Class B ordinary shares, and the forfeiture of 516,667 Class B ordinary shares, resulting in 5,300,000 Class B ordinary shares issued and outstanding as of June 30, 2026 and December 31, 2025.

Up to 750,000 Founder Shares held by the Sponsor were subject to forfeiture by the holders thereof depending on the extent to which the underwriter’s over-allotment option was exercised, so that the number of Founder Shares would collectively represent 25% of the Company’s issued and outstanding shares upon the completion of the Initial Public Offering. On May 19, 2026, the underwriter partially exercised the over-allotment option and purchased an additional 700,000 Units at the public offering price, which closed on May 20, 2026. On June 29, 2026, upon expiration of the underwriter’s over-allotment option, 516,667 Class B ordinary shares held by the Sponsor were forfeited. Following such forfeiture, the Sponsor holds 5,300,000 Class B ordinary shares

On December 2, 2025, December 10, 2025, and January 21, 2026, the Sponsor completed three separate transfers of Class B Ordinary Shares to the Company’s director nominees, transferring 200,000 Class B Ordinary Shares to each of Waldo Holdings 8 on behalf of Eyal Waldman, David DeWalt, and Paul Hodermarksy (600,000 Class B Ordinary Shares in the aggregate) for no cash consideration as compensation for their services to be provided as public company directors. The fair value of the shares transferred was $1,260,000. The transferred shares are subject to the lock-up provisions. As such, the Company will not recognize any stock-based compensation expense until the completion of the initial Business Combination is considered probable.

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

General and Administrative Services

The Company entered into an agreement, commencing on the effective date of the Initial Public Offering through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay the Sponsor or an affiliate thereof a monthly fee of $25,000 for office space, utilities and secretarial and administrative support. For the three and six months ended June 30, 2026, the Company incurred expenses related to the agreement of $50,000. As of June 30, 2026, $50,000 is unpaid and included in accrued expenses.

Unsecured Promissory Note

The Sponsor agreed to loan the Company up to $300,000 under an unsecured promissory note to be used for a portion of the expenses of this offering. This loan is non-interest bearing, unsecured and is due upon the earlier of January 30, 2026, the closing of the Initial Public Offering, or an earlier event of default. On May 8, 2026 the note was extended to December 31, 2026. As of June 30, 2026 and December 31, 2025, there was $0 and $86,158, respectively, outstanding under such promissory note. The note was fully repaid in connection with the Initial Public Offering and is no longer available to the Company.

NOTE 5 — RELATED PARTIES (cont.)

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $2,000,000 of the notes may be converted into Class A ordinary shares of the post-business combination entity at a price of $10.00 per share at the option of the Sponsor. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of June 30, 2026 and December 31, 2025, there was no amount outstanding under the Working Capital Loans.

Services Provided by Shareholder of the Sponsor

A shareholder of the Sponsor has provided legal services to the Company for no cost. The Company has estimated the value of the services to be $90,000 and $375,000 as of June 30, 2026 and December 31, 2025, respectively. The Company has accounted for such services in accordance with ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A — “Expenses of Offering” and Topic 5T — “Accounting for Expenses or Liabilities Paid by Principal Stockholder(s).” and recorded deferred offering costs of $0 and $375,000 and an increase to shareholders’ equity of $90,000 and $375,000 as of June 30, 2026 and December 31, 2025, respectively.

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

Underwriting Agreement

The Company granted the underwriter a 45-day option from the date of the prospectus to purchase up to 2,250,000 additional Units to cover over-allotments, if any, at the Initial Public Offering price less the underwriting discounts and commissions. On May 19, 2026, the underwriter partially exercised the over-allotment option and purchased an additional 700,000 Units at the public offering price, which closed on May 20, 2026, generating gross proceeds of $7,000,000 less deferred underwriting commission of $420,000On June 29, 2026, the over-allotment option expired unexercised with respect to the remaining 1,550,000 Units, and 516,667 Class B ordinary shares held by the Sponsor were forfeited.

The underwriter received a fixed cash underwriting discount of $250,000 in the aggregate, which was paid upon the closing of the Initial Public Offering.

The underwriter is entitled to a deferred underwriting commission of $4,500,000 in the aggregate (or $5,175,000 if the underwriter’s over-allotment option is exercised in full), payable upon completion of the Business Combination. The deferred underwriting commission is subject to adjustment based on redemptions, if any, of Class A ordinary shares. As of June 30, 2026, $4,710,000 is included in deferred underwriting commission.

NOTE 6 — COMMITMENTS AND CONTINGENCIES (cont.)

Additionally, the underwriter is entitled to a fixed fee of $4,500,000 in the aggregate (or $5,175,000 if the underwriter’s over-allotment option is exercised in full), for advisory fees payable upon completion of the Business Combination. As of June 30, 2026, $4,710,000 is included in deferred underwriting commission.

IPO Advisors

D. Boral Capital LLC (“D. Boral”) and ARC Group Securities LLC (“ARC Securities” and together with D. Boral, the “IPO Advisors”) provided consulting and advisory services to the Company in connection with the Initial Public Offering. The IPO Advisors received an aggregate of 200,000 Class A ordinary shares (fair value of $2,000,000) at the closing of the Initial Public Offering as their compensation for such services.

Service Providers Fees

Certain service providers have agreed to defer the payment of certain fees and expenses until the completion of the initial Business Combination. The amount as of June 30, 2026 was $549,344.

NOTE 7 — SHAREHOLDERS’ EQUITY (DEFICIT)

Preferred Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2026 and December 31, 2025, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. As of June 30, 2026 and December 31, 2025, respectively, there were 200,000 and 0 Class A ordinary shares issued and outstanding, excluding 15,700,000 Class A ordinary shares subject to possible redemption.

Class B Ordinary Shares — The Company is authorized to issue 15,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of Class B ordinary shares are entitled to one vote for each share. As of June 30, 2026 and December 31, 2025, there were 5,300,000 Class B ordinary shares issued and outstanding. On May 19, 2026, the underwriter partially exercised the over-allotment option and purchased 700,000 Units, which closed on May 20, 2026. The over-allotment option expired unexercised with respect to the remaining 1,550,000 Units on June 29, 2026, and 516,667 Class B ordinary shares held by the Sponsor were forfeited. Following such forfeiture, the Sponsor holds 5,300,000 Class B ordinary shares.

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

NOTE 8 — WARRANTS

There were 10,600,000 (including 350,000 issued upon partial exercise of the over-allotment option) and 0 warrants outstanding as of June 30, 2026 and December 31, 2025, respectively. Public Warrants may only be exercised for a whole number of shares. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination and (b) 12 months from the closing of the Initial Public Offering. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

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

The CODM assesses performance for the single segment and decides how to allocate resources based on net income or loss that also is reported on the unaudited condensed statements of operations as net income or loss. The measure of segment assets is reported on the unaudited condensed balance sheets as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics included in net income or loss and total assets.

Formation and operating expenses are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a business combination or similar transaction within the business combination period. The CODM also reviews formation and operating expenses to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. Formation and operating expenses, as reported on the unaudited condensed statements of operations, are the significant segment expenses provided to the CODM on a regular basis.

All other segment items included in net loss are reported on the unaudited condensed statements of operations and described within their respective disclosures.

NOTE 10 — FAIR VALUE MEASUREMENTS

The fair value of the Public and Private Warrants is measured under Level 3 in the fair value hierarchy as of May 18, 2026. The fair value of Public Warrants was determined using Black-Scholes Model.

The Public Warrants have been classified within shareholders’ deficit and will not require remeasurement after issuance.

The market assumptions used to determine fair value as follows:

As of May 18, 2026
Term	5 years
Dividends	$0
Risk Free Rate	4.27%
Probability of an Initial Business Combination	21.00%
Volatility	5.00%

NOTE 11 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the unaudited condensed balance sheet date through August 14, 2026, the date that the unaudited condensed financial statements were available to be issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Registration Statement on Form S-1 filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company incorporated as a Cayman Islands exempted company on September 5, 2025 for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses, which we refer to throughout this Quarterly Report as our initial business combination. We have not selected any specific business combination target, and we have not, nor has anyone on our behalf, engaged in any substantive discussions, directly or indirectly, with any business combination target with respect to an initial business combination with us. We intend to effectuate our initial business combination using cash from the proceeds of the initial public offering (the “Initial Public Offering”) and the sale of the private placement warrants (the “Private Placement”) and the proceeds of the sale of our securities in connection with our initial business combination (pursuant to any forward purchase agreements, backstop or similar agreements we may enter into following the consummation of the Initial Public Offering or otherwise), our shares, debt or a combination of cash, equity and debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a business combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from September 5, 2025 (inception) through June 30, 2026 were organizational activities and those necessary to prepare for the Initial Public Offering. Following the Initial Public Offering, we will continue not to generate any operating revenues until after completion of our initial business combination. We will continue to generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering and the Private Placement held in the Trust Account. There has been no significant change in our financial or trading position and no material adverse change has occurred since the date of our audited financial statements. After the Initial Public Offering, we will continue to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three and six months ended June 30, 2026, we had a net income of $629,213, which primarily includes $656,771 of income earned on cash held in Trust and change in fair value of overallotment option of $212,823, partially offset by formation and operating expenses of $240,381.

Liquidity and Capital Resources

As of June 30, 2026, we had cash of $767,364 held outside the Trust Account and working capital of $1,086,331. Until the consummation of the Initial Public Offering, our only sources of liquidity were an initial purchase of shares of Class B ordinary shares, par value $0.0001 per share, by the Sponsor and a loan from the Sponsor, of up to $300,000 under an unsecured, non-interest bearing promissory note, which was repaid on May 18, 2026.

On May 18, 2026, we consummated the Initial Public Offering of 15,000,000 Units (the “Public Units” and, with respect to the Class A ordinary shares and public warrants included in the Public Units, the “Public Shares”, and “Public Warrants”, respectively). The Units were sold at a price of $10.00 per Unit, generating gross proceeds to the Company of $150,000,000.

Simultaneously with the closing of the Initial Public Offering, we completed the private sale of 2,750,000 warrants (the “Private Placement Warrants”) to the Sponsor at a purchase price of $1.00 per Private Placement Warrant, generating gross proceeds to the Company of $2,750,000 (the “Private Placement”). The Private Placement Warrants are identical to the Public Warrants sold in the Initial Public Offering.

On May 19, 2026, the underwriter partially exercised the over-allotment option for 700,000 Units (the “Over-Allotment”). The closing of the issuance and sale of the additional Units (the “Over-Allotment Option Units”) occurred on May 20, 2026. The issuance by the Company of 700,000 Over-Allotment Option Units at a price of $10.00 per unit generated total gross proceeds of $7,000,000, less deferred underwriting commission of $420,000.

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

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $2,000,000 of the notes may be converted into Class A ordinary shares of the post-business combination entity at a price of $10.00 per share at the option of the Sponsor. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of June 30, 2026, there was no amount outstanding under the Working Capital Loans.

For the six months ended June 30, 2026, cash used in operating activities was $39,969, which consisted of net income of $629,213, offset by investment income on investments held in Trust of $656,771, change in the over-allotment option of $212,823 and the net change in assets and liabilities of $200,412.

For the six months ended June 30, 2026 cash used in investing activities was $157,785,000, which consisted of the funds deposited into the Trust.

For the six months ended June 30, 2026 cash provided by financing activities was $158,592,333, which consisted of the proceeds from the Initial Public Offering and private placement, partially offset by offering costs.

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

Off-Balance Sheet Arrangements; Commitments and Contractual Obligations

As of June 30, 2026, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

The Company granted the underwriter a 45-day option from the date of the Initial Public Offering to purchase up to 2,250,000 additional Units to cover over-allotments, if any, at the Initial Public Offering price, less underwriting discounts and commissions. On May 19, 2026, the underwriter partially exercised the over-allotment option for 700,000 Units. The closing of the Over-Allotment Option Units occurred on May 20, 2026. The issuance by the Company of 700,000 Over-Allotment Option Units at a price of $10.00 per unit generated total gross proceeds of $7,000,000.

The underwriter was entitled to a cash underwriting discount of $250,000, which was paid upon the closing of the Initial Public Offering.

The underwriter is entitled to a deferred underwriting commission of $4,500,000 in the aggregate (or $5,175,000 if the underwriter’s over-allotment option is exercised in full), payable upon completion of the Business Combination. The deferred underwriting commission is subject to adjustment based on redemptions, if any, of Class A ordinary shares. As of June 30, 2026, $4,710,000 is included in deferred underwriting commission.

Additionally, the underwriter is entitled to a fixed fee of $4,500,000 in the aggregate (or $5,175,000 if the underwriter’s over-allotment option is exercised in full), for advisory fees payable upon completion of the Business Combination. As of June 30, 2026, $4,710,000 is included in deferred underwriting commission.

Critical Accounting Estimates

The preparation of the unaudited condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements, and income and expenses during the periods reported. Making estimates requires management to exercise significant judgement. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could materially differ from those estimates. As of June 30, 2026, we had the following critical accounting estimates: fair value of public and private warrants..

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and are not required to provide the information otherwise required under this item.

Item 4. Controls and Procedures

Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2026. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2026.

Internal Control Over Financial Reporting

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

As of June 30, 2026, we have not completed an assessment, nor has our independent registered public accounting firm tested our systems, of internal controls. We expect to assess the internal controls of our target business or businesses prior to the completion of our initial business combination and, if necessary, to implement and test additional controls as we may determine are necessary in order to state that we maintain an effective system of internal controls. A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding the adequacy of internal controls. Many small and mid-sized target businesses we may consider for our initial business combination may have internal controls that need improvement in areas such as:

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

During the three months ended June 30, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Item 1A. Risk Factors

Investing in our securities involves a high degree of risk. In addition to the other information set forth in this Quarterly Report, you should carefully consider the factors discussed in our Registration Statement on Form S-1 filed with the SEC on January 30, 2026, as amended, which could materially affect our business, financial condition, or future results. As of the date of this Quarterly Report, there have been no material changes to the risk factors previously disclosed in the Registration Statement.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On May 18, 2026, simultaneously with the closing of the Initial Public Offering, we completed the private sale of 2,750,000 Private Placement Warrants to the Sponsor at a purchase price of $1.00 per Private Placement Warrant, generating gross proceeds of $2,750,000, and we issued an aggregate of 200,000 Class A ordinary shares to the IPO Advisors as compensation for services provided in connection with the Initial Public Offering. Such securities were issued pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended, as previously reported in our Current Report on Form 8-K filed with the SEC on May 22, 2026. Other than the foregoing, there were no unregistered sales of equity securities during the three and six months ended June 30, 2026.

For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this Form 10-Q.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

**	These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Iron Dome Acquisition I Corp.

Date: August 14, 2026	By:	/s/ Tom Y. Livne
	Name:	Tom Y. Livne
	Title:	Chief Executive Officer and Director
(Principal Executive Officer)

Date: August 14, 2026	By:	/s/ Matthew J. Norden
	Name:	Matthew J. Norden
	Title:	Chief Financial Officer and Director
(Principal Financial and Accounting Officer)